Form 10-Q
period 2019-03-31
Churchill Capital Corp
filed 2019-05-10
CIK 1744895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one half of one warrant	CCC.U	New York Stock Exchange
Shares of Class A common stock	CCC	New York Stock Exchange
Warrants included as part of the units	CCC WS	New York Stock Exchange

As of May 9, 2019, 69,000,000 shares of Class A common stock, par value $0.0001 per share, and 17,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CHURCHILL CAPITAL CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

CHURCHILL CAPITAL CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$2,917,650	$3,528,190
Prepaid expenses and other current assets	345,829	334,654
Total Current Assets	3,263,479	3,862,844

Marketable securities held in Trust Account	698,421,442	694,574,904
Total Assets	$701,684,921	$698,437,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,749,938	$1,936,353
Deferred tax liability	—	13,098
Income taxes payable	1,543,703	794,936
Total Current Liabilities	7,293,641	2,744,387

Deferred underwriting fee payable	24,150,000	24,150,000
Total Liabilities	31,443,641	26,894,387

Commitments and Contingencies

Common stock subject to possible redemption, 65,872,303 and 66,301,394 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	665,241,275	666,543,359

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,127,697 and 2,698,606 issued and outstanding (excluding 65,872,303 and 66,301,394 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	313	270
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,725	1,725
Additional paid-in capital	5,058,542	3,756,501
(Accumulated deficit)/Retained earnings	(60,575)	1,241,506
Total Stockholders’ Equity	5,000,005	5,000,002
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$701,684,921	$698,437,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

Operating costs	$4,412,950
Loss from operations	(4,412,950)

Other income:
Interest income	3,846,538
Other income, net	3,846,538

Loss before provision for income taxes	(566,412)
Provision for income taxes	(735,669)
Net loss	$(1,302,081)

Weighted average shares outstanding, basic and diluted (1)	19,948,606

Basic and diluted net loss per common share (2)	$(0.21)

(1)	Excludes an aggregate of up to 65,872,303 shares subject to possible redemption
(2)	Net loss per common share – basic and diluted excludes income attributable to shares subject to possible redemption of $2,918,654.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit)	Equity
Balance – January 1, 2019	2,698,606	$270	17,250,000	$1,725	$3,756,501	$1,241,506	$5,000,002

Common stock subject to possible redemption	429,091	43	—	—	1,302,041	—	1,302,084

Net loss	—	—	—	—	—	(1,302,081)	(1,302,081)

Balance – March 31, 2019 (unaudited)	3,127,697	$313	17,250,000	$1,725	$5,058,542	$(60,575)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,302,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,846,538)
Deferred tax provision	(13,098)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,175)
Accounts payable and accrued expenses	3,813,585
Income taxes payable	748,767
Net cash used in operating activities	(610,540)

Net Change in Cash	(610,540)
Cash – Beginning	3,528,190
Cash – Ending	$2,917,650

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,302,084

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from June 20, 2018 (inception) through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, its search for a Business Combination and activities in connection with the merger transaction with Camelot Holdings (Jersey) Limited (“Clarivate”) (see Note 9). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs relating to the Initial Public Offering amounted to $38,023,145, consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees and $73,145 of other costs, which is net of a $588,000 reimbursement received from the underwriters (see Note 7). In addition, as of March 31, 2019, $2,917,650 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the remaining net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete an initial Business Combination with one or more operating businesses or assets having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 remaining after completion of the redemption offer and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

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

The Sponsor and its permitted transferees have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor and its permitted transferees acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per Unit.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 2. LIQUIDITY

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $2,917,650 in its operating bank accounts, $698,421,442 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of approximately $2,436,000, which excludes approximately $1,594,000 of franchise and income taxes payable that may be paid from interest earned on the Trust Account. In addition, two of the Company’s service providers have agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $3,014,000 as of March 31, 2019. Such fees are included in the accounts payable and accrued expenses in the accompanying condensed balance sheet at March 31, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next twelve months following the date from when the financial statements are issued.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 27, 2019, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At March 31, 2019, substantially all of the assets held in the Trust Account were held in money market funds. At December 31, 2018, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company's effective tax rate of (129.9%) differs from its statutory tax rate of 21.0% primarily due to the Company's Business Combination expenses, which are capitalized and therefore not deductible in the current year for tax purposes.

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 52,800,000 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31,
2019
Net loss	$(1,302,081)
Less: Income attributable to shares subject to redemption	(2,918,654)
Adjusted net loss	$(4,220,735)

Weighted average shares outstanding, basic and diluted	19,948,606

Basic and diluted net loss per share	$(0.21)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement commencing on September 6, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $31,250 per month for office space, administrative and support services. For the three months ended March 31, 2019, the Company incurred $93,750 in fees for these services.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Advisory Fee

The Company has engaged The Klein Group, LLC, an affiliate of Michael Klein and the Sponsor and an affiliate and wholly owned subsidiary of M. Klein and Company (the “Klein Group”), to act as the Company’s financial advisor in connection with the Mergers (as defined and discussed in Note 9). Pursuant to this engagement, the Company will pay the Klein Group an advisory fee of $12.5 million, which shall be earned upon the closing of the Mergers ($7.5 million of such fee to be payable upon the closing of the Mergers, $2.5 million of such fee to be payable on January 31, 2020 and the final $2.5 million of such fee to be payable on January 29, 2021). The payment of such fee is conditioned upon the completion of the Mergers. The Company will also provide a customary indemnity to the Klein Group in connection with this engagement. The engagement of the Klein Group and the payment of the advisory fee has been approved by the Company’s audit committee and board of directors in accordance with the Company’s related persons transaction policy. The Company and the other parties to the letter agreement entered into at the time of the Initial Public Offering (the “Letter Agreement”) amended the Letter Agreement to permit the engagement of the Klein Group described above.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Contingent Fee Arrangement

The Company has entered into a fee arrangement with a service provider pursuant to which certain fees incurred by the Company will be deferred and become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2019, the amount of these contingent fees was approximately $300,000. To the extent a Business Combination is consummated, the Company anticipates incurring a significant amount of additional costs. There can be no assurances that the Company will complete a Business Combination.

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

Operating Lease

The Company leases space for corporate purposes under a lease agreement that expires in November 2019. The Company incurred rent expense amounting to approximately $23,000 for the three months ended March 31, 2019.

Future minimum lease payments due under the lease amount to approximately $72,000 for the year ended December 31, 2019.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 3,127,697 and 2,698,606 shares of Class A common stock issued and outstanding, excluding 65,872,303 and 66,301,394 shares of common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

NOTE 9. CLARIVATE MERGER AGREEMENT

On January 14, 2019, the Company entered into the Merger Agreement by and among the Company; Clarivate Analytics Plc (“Holdings”), currently a subsidiary of Onex Partners IV LP and Onex Partners IV GP LP; Clarivate; CCC Merger Sub, Inc., a wholly owned subsidiary of Holdings (“Delaware Merger Sub”); and Camelot Merger Sub (Jersey) Limited, a wholly owned subsidiary of Holdings (“Jersey Merger Sub”). On February 26, 2019, the parties entered into Amendment No. 1 to the Merger Agreement to make certain technical amendments to the Merger Agreement. On March 29, 2019, the parties entered into Amendment No. 2 to the Merger Agreement to make certain technical amendments to the Merger Agreement.

Pursuant to the Merger Agreement, a business combination between the Company and Clarivate will be effected through (i) the merger of Jersey Merger Sub with and into Clarivate with Clarivate being the surviving company in the merger (the “Jersey Merger”), in connection with which affiliates of Onex Partners Managers LP (the “Onex Shareholders”), an affiliate of Baring Private Equity Asia Group Limited (the “Baring Shareholder”) and the management shareholders of Clarivate (together with the Onex Shareholders and the Baring Shareholder, the “Clarivate Owners”) will be issued an aggregate of 217,500,000 ordinary shares of Holdings (the “Ordinary Shares”) and (ii) the merger of Delaware Merger Sub with and into the Company with the Company being the surviving corporation in the merger (the “Delaware Merger” and, together with the Jersey Merger, the “Mergers” and the Mergers, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). In connection with the Mergers, each stockholder of the Company will receive one Ordinary Share for each share of the Company’s common stock that such stockholder owns, and existing warrants to purchase the Company’s common stock will become warrants (“Holdings Warrants”) exercisable to purchase Ordinary Shares in accordance with the terms thereof. In addition, the number of Ordinary Shares issued to the Clarivate Owners increases by 1 Ordinary Share for every $10 of transaction-related expenses incurred by the Company in excess of an agreed amount.

Consummation of the Transactions is conditioned on the Company having at least $5,000,001 of net tangible assets remaining after completion of the redemption offer. In addition, the consummation of the Transactions is conditioned upon, among other things, (i) the waiting period under the Hart-Scott-Rodino Act having expired; (ii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Transactions being in force; (iii) the memorandum of association and articles of association of Holdings having been amended and restated; (iv) the Form F-4 registration statement of Holdings with respect to the registration of the Ordinary Shares and Holdings Warrants having become effective in accordance with the provision of the Securities Act and no stop order having been issued by the SEC which remains in effect with respect to the Form F-4, and no proceeding seeking such a stop order having been threatened or initiated by the SEC which remains pending, (v) the approval for listing by the New York Stock Exchange of the Ordinary Shares and Holdings Warrants to be issued in connection with the business combination having been obtained; (vi) the Company having at least $550,000,000 of cash after giving effect to payment of amounts that the Company will be required to pay to redeeming stockholders upon consummation of the Transactions and certain other fees and expenses described in the Merger Agreement; and (vii) the approval of the Company’s stockholders of the Transactions having been obtained.

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company has engaged the Klein Group to act as the Company’s financial advisor in connection with the Mergers. Pursuant to this engagement, the Company will pay the Klein Group an advisory fee of $12.5 million, which shall be earned upon the closing of the Mergers ($7.5 million of such fee to be payable upon the closing of the Mergers, $2.5 million of such fee to be payable on January 31, 2020 and the final $2.5 million of such fee to be payable on January 29, 2021). The payment of such fee is conditioned upon the completion of the Mergers. The engagement of the Klein Group and the payment of the advisory fee has been approved by the Company’s audit committee and board of directors in accordance with the Company’s related persons transaction policy. The Company and the other parties to the Letter Agreement amended the Letter Agreement to permit the engagement of the Klein Group described above.

In connection with the execution of the Merger Agreement, the Sponsor, the founders and Garden State Capital Partners LLC, a Delaware limited liability company in which Michael Klein holds an equity interest and is the managing member (“Garden State”), entered into a letter agreement (the “Sponsor Agreement”) pursuant to which they have agreed to comply with the provisions of the Merger Agreement applicable to such persons as well as the covenants set forth in the Sponsor Agreement, including voting all shares of common stock of the Company beneficially owned by such persons in favor of the Transactions.

The Sponsor Agreement provides that the ordinary shares of Clarivate and Clarivate warrants to be issued to such persons in connection with the Mergers will be subject to a three-year lock-up restriction (partially reduced to two years in the event the Onex Shareholders and/or the Baring Shareholders sell any ordinary shares of Clarivate prior to such date).

The Sponsor Agreement also provides that the ordinary shares of Clarivate to be issued to the Sponsor in connection with the Mergers in respect of Founder Shares and available for distribution to Jerre Stead, Michael Klein and Sheryl von Blucher and the Clarivate warrants held by the Sponsor and available for distribution to such persons and to Garden State, in each case, will be subject to certain time and performance-based vesting provisions described below.

50% of the ordinary shares of Clarivate held by Jerre Stead, Michael Klein and Sheryl von Blucher will vest in three equal annual installments, with the first, second and third installments vesting on the first, second and third anniversaries of the closing of the Transactions, respectively. 25% of the ordinary shares of Clarivate held by such persons will vest at such time as a $15.25 Stock Price Level (as defined below) is achieved on or before the date that is 42 months after the closing of the Transactions, and 25% of the ordinary shares of Clarivate held by such persons will vest at such time as a $17.50 Stock Price Level is achieved on or before the fifth anniversary of the closing of the Transactions. The ordinary shares of Clarivate that are subject to vesting at the $15.25 Stock Price Level shall be eligible to vest with the ordinary shares subject to the $17.50 Stock Price Level if the $15.25 Stock Price Level is not achieved on or before the date that is 42 months after the closing of the Transactions. If any of the ordinary shares of Clarivate subject to such Stock Price Level vesting vest prior to the third anniversary of the closing of the Transactions, such ordinary shares of Clarivate shall also be subject to the time-based vesting described in the first sentence of this paragraph.

The Clarivate warrants held by Jerre Stead, Michael Klein, Sheryl von Blucher and Garden State will vest at such time as a $17.50 Stock Price Level is achieved on or before the fifth anniversary of the closing of the Transactions; provided that none of such Clarivate warrants will vest prior to the first anniversary of the closing of the Transactions, not more than 1/3 of such Clarivate warrants will vest prior to the second anniversary of the closing of the Transactions, and not more than 2/3 of such Clarivate warrants will vest prior to the third anniversary of the closing of the Transactions.

In addition, if a $20.00 Stock Price Level is achieved on or before the sixth anniversary of the closing of the Transactions, Clarivate shall allot and issue 7,000,000 newly-issued ordinary shares of Clarivate to the persons designated by Jerre Stead and Michael Klein (or, in the event of death or incapacity of either, by his respective successor) (the “Incentive Shares”).

In the event of certain sale transactions involving the ordinary shares of Clarivate or all or substantially all of the assets of Clarivate, the unvested ordinary shares of Clarivate subject only to time-based vesting shall automatically become vested. The unvested ordinary shares of Clarivate subject to performance-based vesting and the unvested Clarivate warrants subject to performance-based vesting will vest if the per share price implied in such sale transaction is equal to or greater than the applicable Stock Price Level. The Incentive Shares will also become issuable if the per share price implied in such sale transaction is equal to or greater than $20.00. For the sake of clarity, all unvested ordinary shares of Clarivate subject to performance-based vesting and the unvested Clarivate warrants subject to performance-based vesting will not vest if the per share price implied in such sale transaction is less than the applicable Stock Price Level.

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Ordinary shares of Clarivate that are subject to performance-based vesting will be forfeited for no consideration to the Clarivate Owners if they do not vest in accordance with the Sponsor Agreement. Clarivate warrants that are subject to performance-based vesting may be transferred to the Clarivate Owners (with respect to the Clarivate warrants held by Jerre Stead, Michael Klein and Sheryl von Blucher) or Clarivate (with respect to the Clarivate warrants held by Garden State), in each case, for a purchase price equal to the original cost of such warrants, in certain circumstances if they do not vest in accordance with the Sponsor Agreement.

The applicable “Stock Price Level” will be considered achieved only when the last reported sale price per ordinary share of Clarivate on the NYSE equals or exceeds the applicable threshold for any 40 trading days during a 60 consecutive trading day period, which 60 consecutive trading day period will not commence until the earlier of  (i) the date on which Onex or Baring sell any of their respective ordinary shares of Clarivate to a third party that is not an affiliate of Onex, Baring, any founder, Sponsor or Garden State or (ii) the first anniversary of the closing of the Transactions.

Pursuant to the Sponsor Agreement, Jerre Stead (personally or through his designee, JMJS Group-II, LP) and Michael Klein have agreed to purchase from the Company an aggregate of 1,500,000 shares of common stock of the Company immediately prior to the closing of the Transactions for an aggregate purchase price of  $15,000,000.

The Sponsor Agreement provides for certain “tag-along” rights in favor of the Sponsor, if applicable, the founders and Garden State upon certain sales of ordinary shares of Clarivate by the Onex Shareholders or the Baring Shareholders following the expiration of the lock-up period described above. In addition, the Sponsor Agreement provides for certain “drag-along” rights in favor of the Onex Shareholders and the Baring Shareholders which permit the Onex Shareholders and the Baring Shareholders to require the founders, Garden State and, if applicable, the Sponsor to sell a proportionate number of ordinary shares of Clarivate held by such persons if the Onex Shareholders and the Baring Shareholders propose to transfer 50% or more of the ordinary shares of Clarivate then-held by the Onex Shareholders and the Baring Shareholders.

The Sponsor Agreement terminates on the earlier of  (i) the latest of  (w) the expiration of the lock-up period described above, (x) the vesting in full and delivery of all ordinary shares of Clarivate and Clarivate warrants subject to vesting as described above, (y) the issuance of the Incentive Shares or (z) if the Incentive Shares have not been issued on or prior to the sixth anniversary of the closing of the Transactions, the day after the sixth anniversary of the closing of the Transactions or (ii) prior to the closing of the Transactions, the liquidation of the Company or, if the closing of the Transactions shall have occurred, the liquidation of Clarivate.

The Clarivate Owners, the Sponsor, the founders and Garden State will be granted certain rights, pursuant to the Registration Rights Agreement which will be entered into at or prior to the closing of the Transactions. Pursuant to the Registration Rights Agreement, such persons will be entitled to have registered, in certain circumstances, the resale of the ordinary shares of Clarivate held by them, subject to certain conditions set forth therein. The parties to the Registration Rights Agreement will also be entitled to participate in certain registered offerings by Clarivate or demand registrations by the other parties to the Registration Rights Agreement, subject to certain limitations and restrictions. Clarivate will indemnify the parties for certain liabilities, including liabilities under the Securities Act, and will pay certain expenses of the parties incurred in connection with the exercise of their rights under the Registration Rights Agreement.

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

CHURCHILL CAPITAL CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$698,421,442	$694,574,904

NOTE 11. SUBSEQUENT EVENTS

Subsequent to March 31, 2019 the Company and the underwriters of the Initial Public Offering agreed to amend their underwriting agreement to permit the Company to elect to reduce the deferred underwriting discount under certain circumstances.

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on June 20, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Recent Developments

On January 14, 2019, as amended on February 26, 2019 and March 29, 2019, we entered into the Merger Agreement by and among the Company, Holdings, Clarivate; Delaware Merger Sub; and Jersey Merger Sub. See Note 9 in Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 20, 2018 (inception) through March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net loss of $1,302,081, which consists of interest income on marketable securities held in the Trust Account of $3,846,538, offset by operating costs of $4,412,950 and a provision for income taxes of $735,669. Business Combination expenses of approximately $4,070,000 are included in operating costs for the three months ended March 31, 2019.

Liquidity and Capital Resources

On September 11, 2018, we consummated an Initial Public Offering of 69,000,000 units, including the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 units, at $10.00 per unit, generating gross proceeds of $690,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 18,300,000 Private Placement Warrants, at $1.00 per private placement warrant, to the Sponsor, generating gross proceeds of $18,300,000.

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

As of March 31, 2019, we had marketable securities held in the Trust Account of $698,421,442 (including approximately $8,421,000 of interest income) consisting of money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2019, we did not withdraw any interest earned on the Trust Account.

For the three months March 31, 2019, cash used in operating activities was $610,540. Net loss of $1,302,081 was effected by interest earned on marketable securities held in the Trust Account of $3,846,538, a deferred tax provision of $13,098 and changes in operating assets and liabilities, which provided $4,551,177 of cash.

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

As of March 31, 2019, we had cash of $2,917,650 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have principally financed our operations from inception using proceeds from the sale of our equity securities to our shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, we had $2,917,650 in our operating bank accounts, $698,421,442 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and working capital deficit of approximately $2,436,000, which excludes approximately $1,594,000 of franchise and income taxes payable that may be paid from interest earned on the Trust Account. In addition, two of our service providers have agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $3,014,000 as of March 31, 2019. Based on the foregoing, we believe we will have sufficient cash to meet our needs for the next twelve months following the date from when the financial statements are issued.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have agreed to pay an affiliate of our Sponsor a monthly fee of $31,250 for office space, administrative and support services to the Company. We began incurring these fees on September 6, 2018 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. Additionally, we lease space for corporate purposes under a lease agreement that expires in November 2019. We incurred rent expense under the lease amounting to approximately $23,000 for the three months ended March 31, 2019. Future minimum lease payments due under the lease amount to approximately $72,000 for the year ended December 31, 2019.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, substantially all of the assets held in the Trust Account were held in short term money market funds. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Churchill Capital Corp

Date: May 10, 2019	By:	/s/ Jerre Stead
	Name:	Jerre Stead
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

Date: May 10, 2019	By:	/s/ Peter M. Phelan
	Name:	Peter M. Phelan
	Title:	Chief Financial Officer
(Principal Financial Officer)

